Form 10-K/A
period 2013-12-31
World Omni Auto Receivables Trust 2012-A; WORLD OMNI AUTO RECEIVABLES LLC
filed 2014-12-30
CIK 1553758, 1083199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

None

Indicate by check mark if the registrant is a well−known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                           Yes ☐              No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                            Yes ☐              No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒              No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Item 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                       Yes ☐              No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non−accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b−2 of the Exchange Act. (Check one):

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

None

EXPLANATORY NOTE

This amendment relates to the Form 10-K filed with the Securities and Exchange Commission on March 28, 2014 for the fiscal year ended December 31, 2013 and is being filed for the purpose of (a) correcting the exhibit number to the referenced Form 8-K in the description of Exhibit 4.2 in Item 15 below and (b) adding the file numbers to the referenced Form 8-K to the descriptions of Exhibits 1.1, 4.1, 4.2, 4.3, 99.1 and 99.2 in Item 15 below.

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

World Omni Auto Receivables Trust 2012-A

PART I

Item 1.	Business.

Not Applicable.

Item 1A.	Risk Factors.

Not Applicable.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Not Applicable.

Item 3.	Legal Proceedings.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Substitute Information Provided in Accordance with General Instruction J to Form 10-K/A:

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

Not applicable.

Substitute Information Provided in Accordance with General Instruction J to Form 10-K/A:

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

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Sponsor (in its role as servicer) and the Indenture Trustee (collectively, the "Servicing Parties") have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it under Item 1122 of Regulation AB (each, a "Servicing Report"), which Servicing Reports are attached as exhibits to this Form 10-K/A. In addition, each of the Servicing Parties has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K/A.

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

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

The Sponsor (in its role as servicer) has been identified by the registrant as servicer with respect to the asset pool held by the Trust. The Sponsor has completed a statement of compliance (a "Compliance Statement"), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K/A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Not applicable.
(a)(2)	Not applicable.
(a)(3)	See item 15(b) below.

(b)	The following documents are included as part of, or incorporated by reference to, this annual report:

Exhibit No.

1.1	Underwriting Agreement, dated as of July 11, 2012, relating to the Trust. Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-159392-04, filed with the Commission on July 18, 2012.

3.1	Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-3, Registration File Number 333-183014, filed on August 2, 2012.

3.2	Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-3, Registration File Number 333-35542, filed on April 25, 2000.

3.3	Amendment No. 1 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-3, Registration File Number 333-159392, filed on August 11, 2009.

4.1	Sale and Servicing Agreement, dated as of July 18, 2012, relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-159392-04, filed with the Commission on July 18, 2012.

4.2	Indenture, dated as of July 18, 2012, relating to the Trust. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-159392-04, filed with the Commission on July 18, 2012.

4.3	Trust Agreement, dated as of July 18, 2012, relating to the Trust. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-159392-04, filed with the Commission on July 18, 2012.

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of World Omni Financial Corp., as Servicer.

33.2	Assertion of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon, as Indenture Trustee.

34.1	Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP, on behalf of World Omni Financial Corp.

34.2	Report of Independent Registered Public Accounting Firm of KPMG LLP, on behalf of The Bank of New York Mellon.

35.1	Servicer Compliance Statement of World Omni Financial Corp., as Servicer.

99.1	Receivables Purchase Agreement, dated as of July 18, 2012, relating to the Trust. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-159392-04, filed with the Commission on July 18, 2012.

99.2	Administration Agreement, dated as of July 18, 2012, relating to the Trust. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-159392-04, filed with the Commission on July 18, 2012.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Omni Auto Receivables Trust 2012-A

By: World Omni Financial Corp.,
as Servicer on behalf of the Trust

Date: December 30, 2014

	By:	/s/ Michael Pritchard
Michael Pritchard
Group Vice President, Operations
(Senior officer in charge of the servicing function)
World Omni Financial Corp.
(Servicer on behalf of the Trust)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K/A.

EXHIBIT INDEX

1.1	Underwriting Agreement, dated as of July 11, 2012, relating to the Trust. Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-159392-04, filed with the Commission on July 18, 2012.

3.1	Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-3, Registration File Number 333-183014, filed on August 2, 2012.

3.2	Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-3, Registration File Number 333-35542, filed on April 25, 2000.

3.3	Amendment No. 1 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-3, Registration File Number 333-159392, filed on August 11, 2009.

4.1	Sale and Servicing Agreement, dated as of July 18, 2012, relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-159392-04, filed with the Commission on July 18, 2012.

4.2	Indenture, dated as of July 18, 2012, relating to the Trust. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-159392-04, filed with the Commission on July 18, 2012.

4.3	Trust Agreement, dated as of July 18, 2012, relating to the Trust. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-159392-04, filed with the Commission on July 18, 2012.

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of World Omni Financial Corp., as Servicer.

33.2	Assertion of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon, as Indenture Trustee.

34.1	Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP, on behalf of World Omni Financial Corp.

34.2	Report of Independent Registered Public Accounting Firm of KPMG LLP, on behalf of The Bank of New York Mellon.

35.1	Servicer Compliance Statement of World Omni Financial Corp., as Servicer.

99.1	Receivables Purchase Agreement, dated as of July 18, 2012, relating to the Trust. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-159392-04, filed with the Commission on July 18, 2012.

99.2	Administration Agreement, dated as of July 18, 2012, relating to the Trust. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-159392-04, filed with the Commission on July 18, 2012.