Form 10-K
period 2014-12-31
World Omni Auto Receivables Trust 2012-A
filed 2015-03-30
CIK 1553758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

The Bank of New York Mellon, the indenture trustee, has been named as a defendant in civil litigation (BlackRock Allocation Target Shares: Series S Portfolio et al. v. The Bank of New York Mellon, No. 651866/2014 (N.Y.Sup. Jun. 18, 2014)), concerning its role as trustee of certain residential mortgage backed securities (“RMBS”) trusts.  On June 18, 2014, a group of institutional investors filed a civil action against The Bank of New York Mellon in the Supreme Court of the State of New York, New York County. Similar complaints have been filed by the same group of institutional investors against other entities servicing as trustees for other RMBS trusts. The complaint seeks damages attributable to The Bank of New York Mellon’s alleged failure to (i) enforce repurchase rights against sellers of defective mortgage loans and (ii) properly monitor the respective mortgage loan servicers. The complaint also asserts claims for breach of contract, breach of fiduciary duty, negligence and violations of the Trust Indenture Act of 1939.

Except as described in the previous paragraph, no other legal proceedings are pending (or known to be contemplated by governmental authorities) against any of World Omni Financial Corp. (the "Sponsor"), World Omni Auto Receivables LLC (the "Depositor"), The Bank of New York Mellon (the "Indenture Trustee"), the Trust or the other parties described in Item 1117 of Regulation AB nor is any property of any of the foregoing entities subject to any such proceedings, that are material to holders of the Notes or the Certificates.

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

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Sponsor (in its role as servicer) and the Indenture Trustee (collectively, the "Servicing Parties") have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it under Item 1122 of Regulation AB (each, a "Servicing Report"), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Servicing Parties, or the corresponding Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

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

Date: March 13, 2015

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