Form 10-K
period 2015-12-31
World Omni Auto Receivables Trust 2012-A
filed 2016-03-25
CIK 1553758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-159392-04

Central Index Key Number of issuing entity: 0001553758

WORLD OMNI AUTO RECEIVABLES TRUST 2012-A

(Exact name of issuing entity as specified in its charter)

Central Index Key Number of depositor: 0001083199

WORLD OMNI AUTO RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

Central Index Key Number of sponsor: 0001004150

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

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

The following events have been brought to our attention by The Bank of New York Mellon, in its capacity as owner trustee:

In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon was named as a defendant in a lawsuit by a group of institutional investors. This lawsuit alleges that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigation vigorously.

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

Date: March 11, 2016

/s/ Edward J. Brown, Jr
Edward J. Brown, Jr.
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